Form 10-K
STRUCTURED ASSET SEC CORP COMM MORT PAS THR CERT SER 2000 C5
filed 2002-10-11
CIK 1129495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2001

Commission file number 333-31070-02

Structured Asset Securities Corporation

LB-UBS Commercial Mortgage Trust 2000-C5

Commercial Mortgage Pass-Through Certificates Series 2000-C5

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

74-2440858

(I.R.S. Employer Identification No.)

200 Vesey Street, New York, NY

(Address of principal executive offices)

10285

(Zip Code)

Registrant's telephone number, including area code: (212) 526-7000

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this

Form 10-K.

Not Applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

Not Applicable

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Not Applicable

PART I

Item 1. Business.

Not applicable

Item 2. Properties.

Not applicable

Item 3. Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust),

the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder

Matters.

Not applicable.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and

Results of Operation.

Not applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Not applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and

Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Not applicable.

Item 11. Executive Compensation.

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Not applicable.

Item 13. Certain Relationships and Related Transactions.

Not applicable.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Exhibits

99.1 Annual Independent Accountant's Servicing Report for the year ended December 31, 2001.

a. First Union National Bank, as Servicer

b. Lennar Partners, Inc. as Special Servicer

99.2 Report of Management as to compliance with minimum servicing standards for the year ended December 31, 2001.

a. First Union National Bank, as Servicer

b. Lennar Partners, Inc. as Special Servicer

99.3 Annual Statement of Compliance for the year ended December 31, 2001.

a. First Union National Bank, as Servicer

b. Lennar Partners, Inc. as Special Servicer

99.4 Aggregate Statement of Principal and Interest Distributions to Certificateholders as of December 31, 2001.

Reports on Form 8-K were filed during the last quarter of 2001 to report distributions to Investors on September 18, 2001, October 18, 2001, November 19, 2001 and December 17, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange

Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LaSalle Bank National Association, in its

capacity as Trustee under the Pooling and

Servicing Agreement on behalf of

Structured Asset Securities Corporation

LB-UBS Commercial Mortgage Trust 2000-C5

Commercial Mortgage Pass-Through Certificates Series 2000-C5

By: /s/ Russell Goldenberg

-----------------------------------

Russell Goldenberg

Group Senior Vice President

Date: October 9, 2002

Form of Certification

I, Russell Goldenberg, certify that

I have reviewed this annual report on form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of period included in the year covered by this annual report, of Structured Asset Securities Corporation;

Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, not misleading as of the last day of the period covered by this annual report;

Based on my knowledge, the servicing information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports;

By: /s/ Russell Goldenberg

-----------------------------------

Russell Goldenberg

Group Senior Vice President

Date: October 9, 2002