Form 10-K
period 2003-01-01
STRUCTURED ASSET SEC CORP COMM MORT PAS THR CERT SER 2000 C5
filed 2003-01-28
CIK 1129495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2000

Commission file number 333-31070-02

Structured Asset Securities Corporation

LB-UBS Commercial Mortgage Trust 2000-C5

Commercial Mortgage Pass-Through Certificates Series 2000-C5

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

74-2440858

(I.R.S. Employer Identification No.)

745 Seventh Avenue, New York NY

(Address of principal executive offices)

10019

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

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  Exhibits

(99.1)Annual Independent Accountant's Servicing Report for the year ended December 31, 2000.

a)First Union National Bank, as Servicer

b)Lennar Partners, Inc. as Special Servicer

(99.2)Report of Management as to compliance with minimum servicing standards for the year ended December 31, 2000.

a)First Union National Bank, as Servicer

b)Lennar Partners, Inc. as Special Servicer

(99.3)Annual Statement of Compliance for the year ended December 31, 2000.

a)First Union National Bank, as Servicer

b)Lennar Partners, Inc. as Special Servicer

Reports on Form 8-K were filed on 12/6/00 and 12/21/00 to report computational materials and ABS Term Sheets related to the trust.

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

Date: January 28, 2003

Form of Certification

I, Russell Goldenberg, certify that

  I have reviewed this annual report on form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of period included in the year covered by this annual report, of Structured Asset Securities Corporation;
  Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made not misleading as of the last day of the period covered by this annual report;

  Based on my knowledge, the servicing information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports;

By: /s/ Russell Goldenberg

-----------------------------------

Russell Goldenberg

Group Senior Vice President

Date: January 28, 2003